Form 10-K
period 2007-12-31
Soundview Home Loan Trust 2007-NS1
filed 2008-03-31
CIK 1390050

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-K

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 2007

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period to __________ from _______________

     Commission file number of issuing entity: 333-130961-40

                     Soundview Home Loan Trust 2007-NS1
          (Exact name of Issuing Entity as specified in its Charter)

                      Financial Asset Securities Corp.
           (Exact name of depositor as specified in its Charter)

                   Greenwich Capital Financial Products, Inc.
             (Exact name of sponsor as specified in its Charter)

                  Delaware                                   06-1442101
           (State or other jurisdiction                  (I.R.S. Employer
         incorporation or organization                Identification Number)
               of issuing entity)                        of issuing entity)

          600 Steamboat Road
          Greenwich, Connecticut                                 06830
(Address of principal executive offices                     (Zip Code of
         of issuing entity)                                issuing entity)

            Issuing Entity's telephone number, including area code:
                               (203) 625-2700

          Securities registered pursuant to Section 12(b) of the Act:
                                     None.

          Securities registered pursuant to Section 12(g) of the Act:
                                     None.

     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No[X]

     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes[ ] No[X]

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange
     Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to
     Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment
     to this Form 10-K.                         Not Applicable.

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check One):

      Large accelerated filer [  ]  Accelerated Filer [  ]
      Non-accelerated Filer [X]
      Smaller reporting company [  ]

     Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Act). [ ] Yes [X] No

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the of the last business day of the registrant's most recently completed second fiscal quarter

     Not Applicable.

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

     Not applicable.

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of December 31, 2007.

     Not applicable.

     DOCUMENTS INCORPORATED BY REFERENCE

     List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1)Any annual report to security holders; (2)
     Any proxy or information statement; and (3)Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

     Not applicable.

                                     PART I
     ITEM 1.  Business.

     Omitted.

     ITEM 1A.  Risk Factors.

     Omitted.

     ITEM 1B.  Unresolved Staff Comments.

     Omitted.

     ITEM 2.  Properties.

     Omitted.

     ITEM 3.  Legal Proceedings.

     Omitted.

     ITEM 4.  Submission of Matters to a Vote of Security Holders.

     Omitted.

                                     PART II

     ITEM 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

     Omitted.

     ITEM 6.  Selected Financial Data.

     Omitted.

     ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Omitted.

     ITEM 7A.  Quantitative and Qualitative Disclosures About Market Risk.

     Omitted.

     ITEM 8.  Financial Statements and Supplementary Data.

     Omitted.

     ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     Omitted.

     ITEM 9A.  Controls and Procedures.

     Omitted.

     ITEM 9A(T).  Controls and Procedures.

     Omitted.

     ITEM 9B. Other Information.

     None.

                                     PART III

     ITEM 10.  Directors, Executive Officers and Corporate Governance.

     Omitted.

     ITEM 11.  Executive Compensation.

     Omitted.

     ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

     Omitted.

     ITEM 13. Certain Relationships and Related Transactions, and Director Independence.

     Omitted.

     ITEM 14.  Principal Accounting Fees and Services.

     Omitted.

                                     PART IV

     ADDITIONAL ITEMS REQUIRED BY GENERAL INSTRUCTION J(2)

     Item 1112(b) of Regulation AB, Significant Obligor Financial Information.

     No single obligor represents 10% or more of the pool assets held by the issuing entity.

     Item 1114(b)(2) of Regulation AB , Significant Enhancement Provider Information.

     No entity or group of affiliated entities provides any external credit enhancement or other support for the certificates within this transaction as described under Item 1114(a) of Regulation AB.

     Item 1115(b) of Regulation AB, Certain Derivatives Instruments (Financial Information).

     The Royal Bank of Scotland plc provides an interest rate swap agreement, interest rate cap agreement and a basis risk cap agreement for the trust as disclosed in the 424 Prospectus. No additional disclosure is necessary because the aggregate significance percentage for the interest rate swap agreement, interest rate cap agreement and the basis risk cap agreement are less than 10%.

     Item 1117 of Regulation AB, Legal Proceedings.

     There are no legal proceedings pending against the sponsor, depositor, trustee, issuing entity, servicer or originator that is material to certificateholders.

     Item 1119 of Regulation AB, Affiliations and Certain Relationships and Related Transactions.

     The information regarding this Item has been previously filed in a 424(b)(5) filing dated March 21, 2007.

     Item 1122 of Regulation AB, Compliance with Applicable Servicing Criteria. Reports on assessment of compliance with the servicing criteria for asset-backed securities are attached hereto under Item 15.

     The following parties have reported one or more instances of material noncompliance with applicable servicing criteria in their reports on assessments of compliance:

     1. Nationstar has identified the following noncompliance with servicing criteria 1122(d)(2)(i), 1122(d)(2)(vii)(B), 1122(d)(2)(vii)(D),
        1122(d)(4)(iv), and 1122(d)(4)(xiv) applicable to the Platform during the year ended December 31, 2007 as follows:

        1122(d)(2)(i) - Payments on mortgage loans were not deposited into the appropriate custodial bank accounts and related bank clearing accounts no more than two business days following receipt.

        1122(d)(2)(vii)(B) - Reconciliations prepared on a monthly basis for all assset-backed securities related accounts and related bank clearing accounts were not prepared within 30 calendar days after the bank statement cutoff date.

        1122(d)(2)(vii)(D) - Reconciliations prepared on a monthly basis for all asset-backed securities related accounts and related bank clearing accounts contained reconciling items that were not resolved within 90 calendar days of their original identification.

        1122(d)(4)(iv) - Payments on mortgage loans, including any payoffs, were made in accordance with the related mortgage loan documents but were not posted to the Servicer's obligor records maintained no more than two business days after receipt, or such other number of days specified in the transaction agreements, and allocated to principal, interest or other items (e.g., escrow) in accordance with the related mortgage loan documents.

        1122(d)(4)(xiv) - Delinquencies, charge-offs and uncollectible accounts were not recognized and recorded in accordance with the transaction agreements.

     2. Nationstar has identified the following noncompliance with servicing criteria for Vendors identified, applicable to the Platform during the year ended December 31, 2007 as follows:

        Wells Fargo Bank N.A.
        No instances of material noncompliance were noted.

        JP Morgan
        No instances of material noncompliance were noted.

        Bank of New York
        No instances of material noncompliance were noted.

        First American Real Estate Solutions, L.P.
        No instances of material noncompliance were noted.

        American Security Insurance Company, Standard Guaranty Insurance Company and TrackSure Insurance Agency, Inc.("Assurant") 1122(d)(4)(xii) - Assurant's Report on Assessment of Compliance and related Attestation Report determined that it did not have sufficient policies and procedures to capture the information with respect to the Platform necessary to determine compliance with 1122(d)(4)(xii).

     3. There were no material deficiencies in Nationstar's policies and procedures to monitor vendors.

     Item 1123 of Regulation AB, Servicer Compliance Statement.
     Servicer compliance statement attached hereto under Item 15.

     ITEM 15. Exhibits, Financial Statement Schedules.

  (a) Exhibits

      4.1 Pooling and Servicing Agreement, dated as of February 1, 2007, by and among Financial Asset Securities Corp. as Depositor, Nationstar Mortgage, LLC, as Servicer and Deutsche Bank
           National Trust Company as Trustee, relating to the Series 2007-1 Certificates, originally filed on Form 8-K on March 8, 2007 and incorporated by reference herein.

      10.1 Incorporated by reference as Exhibit 4.1.

      31   Rule 13a-14(d)/15d-14(d) Certification.

      33. Reports on assessment of compliance with the servicing criteria for asset-backed securities.
..
      33.1 Servicer's Annual Report on Assessment of Compliance for
           Year End December 31, 2007.

      33.2 Trustee's Annual Report on Assessment of Compliance for Year End December 31, 2007.

      33.3 Custodian's Annual Report on Assessment of Compliance for Year End December 31, 2007.

      34. Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

      34.1 Servicer's Annual Attestation Report on Assessment of
           Compliance with Servicing Criteria for Year End
           December 31, 2007.

      34.2 Trustee's Annual Attestation Report on Assessment of Compliance with Servicing Criteria for Year End December 31, 2007.

      34.3 Custodian's Annual Attestation Report on Assessment of
           Compliance with Servicing Criteria for Year End
           December 31, 2007.

      35.1 Servicer's Annual Statement of Compliance for Year End
           December 31, 2007.

     (b) Exhibits identified in paragraph (a) above.

     (c) Not Applicable.






                                      SIGNATURE

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                             By: Financial Asset Securities Corp.
                                 as Depositor on behalf of the Registrant


                                      By:  /s/ John Anderson

                                          (Senior Officer in Charge of
                                           Securitization of the Depositor)






     Date: March 28, 2008




     EXHIBIT INDEX

     Exhibit Document

      4.1 Pooling and Servicing Agreement, dated as of February 1, 2007, by and among Financial Asset Securities Corp. as Depositor, Nationstar Mortgage, LLC, as Servicer and Deutsche Bank
           National Trust Company as Trustee, relating to the Series 2007-1 Certificates, originally filed on Form 8-K on March 8, 2007 and incorporated by reference herein.

      10.1 Incorporated by reference as Exhibit 4.1

      31   Rule 13a-14(d)/15d-14(d) Certification.

      33. Reports on assessment of compliance with servicing criteria for asset-backed securities.

      33.1 Servicer's Annual Report on Assessment of Compliance for Year End December 31, 2007.

      33.2 Trustee's Annual Report on Assessment of Compliance for Year End December 31, 2007.

      33.3 Custodian's Annual Report on Assessment of Compliance for Year End December 31, 2007.

      34. Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

      34.1 Attestation Report on Assessment of Compliance with Servicing Criteria for Servicer's Report for Year End December 31, 2007.

      34.2 Trustee's Annual Attestation Report on Assessment of Compliance with Servicing Criteria for Year End December 31, 2007.

      34.3 Custodian's Annual Attestation Report on Assessment of
           Compliance with Servicing Criteria for Year End
           December 31, 2007.

      35.1 Servicer's Annual Statement of Compliance for Year End
           December 31, 2007.